Form 10-K
period 2016-12-31
Arch Capital Finance LLC
filed 2017-03-31
CIK 1689265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended December 31, 2016	Commission File No. 303-202440-01
ARCH CAPITAL FINANCE LLC
(Exact name of registrant as specified in its charter)

Delaware	46-1950584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Hamilton Avenue, Suite 600
White Plains, NY 10601	(914) 872-3600
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

(Note: As a voluntary filer not subject to the filing requirements of Section 13(a) or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13(a) or 15(d) of the Exchange Act during the preceding 12 months as if the registrant were subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of March 30, 2017, all of our outstanding membership interests were privately held by our sole member, Arch U.S. MI Holdings Inc.

Arch Capital Finance LLC is an indirect wholly owned subsidiary of Arch Capital Group Ltd. and meets the conditions set forth in General Instructions(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
Item 1A of Part I of this report incorporates by reference Item IA of Arch Capital Group Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017.

Arch Capital Finance LLC 2016 FORM 10-K	1

PART I
ITEM 1.     BUSINESS
As used in this report, unless expressly indicated or the context requires otherwise, all references to “we,” “us,” “our,” or the “Company” refer to Arch Capital Finance LLC and all references to “ACGL” refer solely to Arch Capital Group Ltd. excluding its subsidiaries. Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted. We refer you to Item 1A “Risk Factors” for a discussion of risk factors relating to the Company.
Arch Capital Finance LLC
Arch Capital Finance LLC, a Delaware limited liability company, is a 100% owned indirect subsidiary of ACGL. Our principal office is located at 360 Hamilton Avenue, Suite 600, White Plains, NY 10601 (telephone number: (914) 872-3600).
We were formed on November 3, 2016, for the sole purpose of issuing the Senior Notes (as defined below). Our sole member, Arch U.S. MI Holdings Inc. (“U.S. MI Holdings”), is a 100% owned subsidiary of ACGL.
On December 8, 2016, we completed a public offering of $500.0 million principal amount of 4.011% senior notes due December 15, 2026 (“2026 notes”) and $450.0 million principal amount of 5.031% senior notes due December 15, 2046 (“2046 notes” and, together with the 2026 notes, the “Senior Notes”). For more information on the Senior Notes, see note 3 to our audited financial statements included in Item 8 of this report. ACGL has issued a full and unconditional guarantee (the “Guarantee”) of the Senior Notes.
On December 22, 2016, we loaned $950.0 million, comprising the net proceeds from the issuance of the Senior Notes and the proceeds from a capital contribution, to U.S. MI Holdings in exchange for (i) a promissory note receivable for $500.0 million principal amount bearing interest at 4.011% due December 1, 2026 (“2026 promissory note”) and (ii) a promissory note receivable for $450.0 million principal amount bearing interest at 5.031% due December 1, 2046 (“2046 promissory note” and, together with the 2026 promissory note, the “Promissory Notes”). For more information on the Promissory Notes, see note 4 to our audited financial statements included in Item 8 of this report. U.S. MI Holdings used the loan proceeds in connection with its acquisition of United Guaranty Corporation, a North Carolina corporation (“UGC”), from American International Group, Inc. on December 31, 2016.
We have no significant assets other than the Promissory Notes. We have no subsidiaries and no business activities or operations other than those related to the issuance, administration, and repayment of the Senior Notes.
Arch Capital Group Ltd.
ACGL, a Bermuda public limited liability company with $10.49 billion in capital at December 31, 2016, provides insurance, reinsurance and mortgage insurance on a worldwide basis through its wholly owned subsidiaries. ACGL’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda (telephone number: (441) 295-1422), and its principal executive offices are located at Waterloo House, Ground Floor, 100 Pitts Bay Road, Pembroke HM 08, Bermuda (telephone number: (441) 278-9250).
Available Information
We make available free of charge, through the website of our indirect parent, ACGL, located at www.archcapgroup.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. On January 30, 2017, we filed Form 15 with the SEC providing certification and notice of suspension of our duty to file reports pursuant to Rule 15d-6. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.
Employees
As of March 30, 2017, we had no employees.

Arch Capital Finance LLC 2016 FORM 10-K	2

ITEM 1A.     RISK FACTORS
Set forth below are risk factors relating to the Company. You should also refer to the other information provided in this report, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying financial statements, as well as the information incorporated herein by reference.
Risks Relating to Our Company
We are newly formed and have no operating history. The preparation of our financial statements requires us to make certain estimates and judgments.
We were formed for the sole purpose of issuing the Senior Notes and have no operating history. We loaned the net proceeds received from issuance of the Senior Notes and the proceeds of a capital contribution to U.S. MI Holdings and received the Promissory Notes in consideration thereof. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
We are highly leveraged and we may incur additional indebtedness in the future.
We have a substantial amount of debt which requires us to make significant interest and principal payments. As of December 31, 2016, we had $950.0 million of indebtedness outstanding consisting of the Senior Notes. We are also a subsidiary guarantor under ACGL’s credit agreement. We may incur additional debt, some of which may be secured debt, or take other actions which may adversely affect our ability to pay the principal of and interest on the Senior Notes.
We have no significant assets other than the Promissory Notes. We are dependent upon payments receivable on the Promissory Notes from U.S. MI Holdings to make payments of interest and principal on the Senior Notes. No assurances can be made that U.S. MI Holdings will perform its obligations under the Promissory Notes or that payments received on the Promissory Notes will be sufficient to fund all required payments on the Senior Notes.
We have no significant assets other than the Promissory Notes and no business activities or operations other than those related to the issuance, administration, and repayment of the Senior Notes. We expect to fund required interest and principal payments on the Senior Notes primarily with payments receivable from U.S. MI Holdings pursuant to the terms of the Promissory Notes. No assurances can be made that U.S. MI Holdings will be able to make such payments in a timely manner or at all. Even if U.S. MI Holdings makes payments to us in accordance with the terms of the Promissory Notes, we will require additional funds, in the form of capital contributions, loans or otherwise, to make the first scheduled payment of interest and principal on the Senior Notes and may require additional funds thereafter. U.S. MI Holdings may redeem the Promissory Notes at any time and from time to time, in whole or in part, at par. The Promissory Notes are not secured by any assets of U.S. MI Holdings and are not guaranteed by or secured by any assets of any subsidiaries of U.S. MI Holdings. If U.S. MI Holdings does not perform its obligations to us under the Promissory Notes, our financial condition would be materially and adversely affected and we would be unable to make payments as required on the Senior Notes.
U.S. MI Holdings is a holding company and its cash flow and ability to service its debt, including the Promissory Notes, is dependent upon the receipt of cash in the form of dividends, loans or other distributions, payments, advances or transfers of funds from its subsidiaries, including its key operating subsidiaries Arch Mortgage Insurance Company (“AMIC”), United Guaranty Residential Insurance Company (“UGRIC”) and United Guaranty Mortgage Indemnity Company (“UGMIC”). The ability of such subsidiaries to distribute cash to U.S. MI Holdings is dependent on various factors beyond our control, which are described in Item IA “Risk Factors” on pages 43-68 of ACGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference, including but not limited to the risk factors described therein relating to the U.S. mortgage insurance industry, the acquisition of UGC by U.S. MI Holdings, the mortgage insurance business operations of U.S. MI Holdings’ operating subsidiaries and regulation of mortgage insurers. Even if the subsidiaries of U.S. MI Holdings generate adequate amounts of cash, they may be prevented from making distributions to U.S. MI Holdings due to statutory, regulatory, contractual or other constraints, or they may elect not to distribute cash to U.S. MI Holdings for any reason. Neither U.S. MI Holdings nor any of its direct or indirect subsidiaries is an obligor on, or a guarantor of, the Senior Notes, and holders of the Senior Notes do not have any direct claims against any of such entities or their respective assets.

Arch Capital Finance LLC 2016 FORM 10-K	3

Risks Relating to the Senior Notes and the Guarantee
The Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur in the future.
The Senior Notes are not secured by any of our assets and will rank equally in right of payment of our future unsubordinated, unsecured senior indebtedness. As a result, the Senior Notes are effectively subordinated to any secured indebtedness we may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Senior Notes and even if an event of default exists under the indenture governing the Senior Notes and the Guarantee at such time.
The Senior Notes will be structurally subordinated to any indebtedness or other liabilities of any subsidiaries that we may have in the future.
The Senior Notes are obligations of the Company. We do not currently have any subsidiaries. The Senior Notes are not required to be guaranteed by, or secured by the assets of, any subsidiaries that we may acquire or create in the future. If we acquire or create subsidiaries in the future, except to the extent we were to become a creditor with recognized claims against such subsidiaries, all claims of creditors of such subsidiaries would have priority over our equity interests in such subsidiaries (and therefore would have priority over the claims of our creditors, including holders of the Senior Notes). Even if we were to be recognized as a creditor of one or more of such subsidiaries, our claims would still be effectively subordinated to any unsecured indebtedness or other liabilities of any such subsidiaries senior to our claims and to any secured indebtedness of any such subsidiaries to the extent of the value of the assets securing such indebtedness. Consequently, the Senior Notes will be structurally subordinated to all indebtedness of, as well as to the rights of holders of any preferred stock issued by, any subsidiaries that we acquire or create in the future.
We may redeem the Senior Notes prior to their maturity date and noteholders may not be able to reinvest the proceeds in a comparable security.
The Senior Notes may be redeemed at any time or from time to time at a “make-whole” redemption price as described in the indenture. In the event the Senior Notes are redeemed, noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Senior Notes.
The indenture governing the Senior Notes and the Guarantee contains only limited protection for holders of the Senior Notes in the event we and/or ACGL are involved in a highly leveraged transaction, reorganization, restructuring, merger, amalgamation or similar transaction in the future.
The indenture governing the Senior Notes and the Guarantee may not sufficiently protect holders of Senior Notes in the event that we and/or ACGL are involved in a highly leveraged transaction, reorganization, restructuring, merger, amalgamation or similar transaction. The indenture does not contain any provisions restricting the ability of the Company, ACGL or any of their respective subsidiaries to:
•incur additional debt;
•pay dividends on or purchase or redeem capital stock;
•sell assets (other than certain restrictions on ACGL’s ability to consolidate, merge, amalgamate or sell all or substantially all of our assets and ACGL’s ability to sell the stock of certain subsidiaries);
•create liens (other than certain limitations on creating liens on the stock of certain of ACGL’s subsidiaries) or enter into sale and leaseback transactions; or
•create restrictions on the payment of dividends or other amounts to the Company or ACGL from their respective subsidiaries.

Arch Capital Finance LLC 2016 FORM 10-K	4

Additionally, the indenture does not require the Company to offer to purchase the Senior Notes in connection with a change of control or require that the Company or ACGL or their respective subsidiaries adhere to any financial tests or ratios or specified levels of net worth.
The credit ratings of ACGL and/or of the Senior Notes may be downgraded in the future.
We are under no obligation to obtain, and there is no requirement in the indenture to maintain, any particular rating or to advise holders of Senior Notes of any change in ratings. Real or anticipated changes in ACGL’s credit ratings could have an adverse effect on the market price of the Senior Notes.
An active trading market for the Senior Notes may not develop.
We cannot assure you that an active trading market for the Senior Notes will develop or be sustained or that holders of the Senior Notes will be able to sell their Senior Notes at favorable prices or at all. The Senior Notes are not listed, and we do not intend to list the Senior Notes on any securities exchange or to include them in any automated quotation system.
The Guarantee is an obligation of ACGL, not of any of its subsidiaries, and is effectively subordinated to the claims of creditors of ACGL’s subsidiaries.
The Guarantee is an obligation of ACGL and not of any of its subsidiaries. ACGL is a holding company and, accordingly, it conducts substantially all of its operations through its operating subsidiaries. As a result, ACGL’s cash flow and its ability to service its debt, including the Guarantee, depends upon the earnings of its subsidiaries and on the distribution of earnings, loans or other payments from such subsidiaries to ACGL. The ability of ACGL’s subsidiaries to distribute funds to ACGL, and therefore the ability of ACGL to make payments under the Guarantee, is dependent on various factors beyond our control, which are described in Item IA “Risk Factors” on pages 43-68 of ACGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.
Even if any one or more of such operating subsidiaries generates adequate amounts of cash, such subsidiaries may be prevented from distributing such cash due to statutory, regulatory or contractual restrictions, or other constraints, including the potential impact on the financial strength ratings of ACGL or any such subsidiary, or may elect not to distribute such cash for any reason.
The subsidiaries of ACGL are separate and distinct legal entities and have no obligation to pay any amounts due on the Senior Notes or the Guarantee or to provide ACGL with funds for its payment obligations under the Guarantee.
The rights of ACGL to receive any assets of any of its subsidiaries upon liquidation or reorganization of such subsidiaries, and therefore the rights of the holders of the Guarantee to participate in those assets, will be structurally subordinated to the claims of such subsidiary’s creditors. In addition, even if ACGL were a creditor of any of ACGL’s subsidiaries, the rights of ACGL as a creditor would be subordinate to any security interest in the assets of such subsidiaries and any indebtedness of such subsidiaries senior to that held by it.
The Guarantee is also structurally subordinated to the rights of the holders of any preferred stock issued by subsidiaries of ACGL, whether currently outstanding or issued hereafter.
Noteholders’ right to receive payments under the Guarantee is effectively subordinated to those lenders who have a security interest in the assets of ACGL.
The Guarantee is unsecured. In the future, ACGL may incur indebtedness that is secured by certain or substantially all of its tangible and intangible assets, including the equity interests of each of its existing and future subsidiaries. If ACGL were unable to repay any such secured indebtedness, the creditors of such obligations could foreclose on the pledged assets to the exclusion of holders of the Senior Notes, even if an event of default exists under the indenture governing the Senior Notes and the Guarantee at such time. In any such event, because the Senior Notes and the Guarantee are unsecured, it is possible that there would be no assets remaining from which noteholders’ claims could be satisfied or, if any assets remained, such remaining assets might be insufficient to fully satisfy noteholders’ claims.

Arch Capital Finance LLC 2016 FORM 10-K	5

As a matter of Bermuda law, under specific limited circumstances, guarantees can be avoided and noteholders could be required to return payments received from guarantors.
ACGL is a Bermuda corporation. The issuance of the Guarantee by ACGL may be subject to review under Bermuda law if a liquidator appointed by the Bermuda Court in respect of ACGL determined that the issuance of the Guarantee amounted to a fraudulent preference. This would require the liquidator to find that ACGL had been insolvent at the time of the issuance of the Guarantee and that the Guarantee had been issued with the dominant intention of preferring the noteholders over the creditors of ACGL.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.     PROPERTIES
The Company does not own or lease any real property.
ITEM 3.     LEGAL PROCEEDINGS
As of December 31, 2016, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no public trading market for any of our equity securities. As of March 30, 2017, all of our outstanding membership interests were held by our sole member, Arch U.S. MI Holdings Inc.
ITEM 6.     SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction (I)(2)(a) of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed in this report, including the section entitled “Risk Factors.”
This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto presented under Item 8.
GENERAL
Overview
We are a Delaware limited liability company owned and a 100% owned indirect subsidiary of ACGL. We were formed on November 3, 2016. On December 8, 2016, we completed a public offering of (i) $500.0 million principal amount of 4.011% senior notes due December 15, 2026 and (ii) $450.0 million principal amount of 5.031% senior notes due December 15,

Arch Capital Finance LLC 2016 FORM 10-K	6

2046, both of which are fully and unconditionally guaranteed by ACGL. We were formed for the sole purpose of issuing the senior notes and have no business activities.
On December 22, 2016, we loaned $950.0 million, comprising the net proceeds from the issuance of the Senior Notes and the proceeds from a capital contribution, to U.S. MI Holdings in exchange for (i) a promissory note receivable for $500.0 million principal amount bearing interest at 4.011% due December 1, 2026 and (ii) a promissory note receivable for $450.0 million principal amount bearing interest at 5.031% due December 1, 2046. U.S. MI Holdings used the proceeds in connection with its acquisition of UGC from AIG on December 31, 2016.
RESULTS OF OPERATIONS
Revenues
For the period from November 3, 2016 to December 31, 2016, our revenues consisted of $1.2 million of net investment income, including (i) $1.0 million on the Promissory Notes from U.S. MI Holdings and (ii) $0.2 million on short-term investments. In future periods, we expect that substantially all of our revenues will consist of interest income received on the Promissory Notes.
Expenses
For the period from November 3, 2016 to December 31, 2016, our expenses consisted of interest expense of $2.6 million on the Senior Notes. In future periods, we expect that substantially all of our expenses will consist of interest due on the Senior Notes.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS
The preparation of our financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe that the following critical accounting policies affect significant estimates used in the preparation of our financial statements.
Fair Value Measurements
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).
We review our securities measured at fair value and discuss the proper classification of such investments with investment advisors and others. See note 5, “Fair Value,” of the notes accompanying our financial statements for a summary of our financial assets and liabilities measured at fair value at December 31, 2016 by valuation hierarchy.
Recent Accounting Pronouncements
See note 2(d), “Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes accompanying our financial statements.
LIQUIDITY AND CAPITAL RESOURCES
We are a limited liability company owned indirectly by ACGL through U.S. MI Holdings. U.S. MI Holdings is the direct owner of 100% of our limited liability company interests. Our primary source of operating cash inflows is collections from

Arch Capital Finance LLC 2016 FORM 10-K	7

U.S. MI Holdings related to promissory notes receivable while our primary source of cash outflows are related to the senior notes described below. Our readily available cash totaled $0.1 million at December 31, 2016.
Senior Notes
On December 8, 2016, we completed a public offering of:

•
$500.0 million principal amount of 4.011% senior notes due December 15, 2026 (2026 notes), fully and unconditionally guaranteed by ACGL. The 2026 notes are unsecured and unsubordinated obligations of us and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of us and ACGL, respectively. Interest payments on the 2026 notes are due on June 15th and December 15th of each year. We may redeem the 2026 notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price;

•
$450.0 million principal amount of 5.031% senior notes due December 15, 2046 (2046 notes), fully and unconditionally guaranteed by ACGL. The 2046 notes are unsecured and unsubordinated obligations of us and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of us and ACGL, respectively. Interest payments on the 2046 notes are due on June 15th and December 15th of each year. We may redeem the 2046 notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price.

The indenture under which the 2026 notes, 2046 notes and the related note guarantees were issued contain various covenants, including, with respect to ACGL, limitations on mergers, amalgamations and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. The indenture, the notes and the note guarantees are governed by the laws of the State of New York. As of December 31, 2016, we were in compliance with all of the covenants related to the 2026 notes and 2046 notes.
Promissory Notes Receivable
On December 22, 2016, we loaned $950 million to U.S. MI Holdings in exchange for:

•
a promissory note receivable of $500.0 million principal amount bearing interest at 4.011% due December 1, 2026 (“2026 promissory note”). Interest payments on the 2026 promissory note are due on June 1st and December 1st of each year. U.S. MI Holdings may redeem the 2026 promissory note at any time and from time to time, in whole or in part, at a price equal to 100% of the principal amount to be paid;

•
a promissory note receivable of $450.0 million principal amount bearing interest at 5.031% due December 15, 2046 (“2046 promissory note”). Interest payments on the 2046 promissory note are due on June 1st and December 1st of each year. U.S. MI Holdings may redeem the 2046 promissory note at any time and from time to time, in whole or in part, at a price equal to 100% of the principal amount to be paid.

The promissory notes receivable contain customary terms and conditions regarding the application of payments, defaults and remedies in the event of default and transfer. The promissory notes receivable may not be assigned by U.S. MI Holdings and are governed by the laws of the State of New York.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

Period Ended December 31, 2016
Total cash provided by (used for):
Operating activities	$124
Investing activities	(950,000)
Financing activities	950,000
Increase in cash	$124
Cash provided by operating activities for 2016 consisted of net investment income on proceeds from our offering of senior notes. Cash used for investing activities for 2016 consisted of loans to U.S. MI Holdings on December 22, 2016. Cash

Arch Capital Finance LLC 2016 FORM 10-K	8

provided by financing activities for 2016 consisted of $940.7 million of net proceeds related to the issuance of senior notes and $9.3 million of capital contributions.
We are dependent upon payments on our promissory notes receivable from U.S. MI Holdings in order to service our senior notes. U.S. MI Holdings is dependent upon dividends or distributions from its mortgage insurance subsidiaries, including AMIC, UGRIC and UGMIC. If U.S. MI Holdings is not able to perform its obligations to us, our results of operations and financial condition would be materially and adversely affected. Even if U.S. MI Holdings makes payments to us in accordance with the terms of the Promissory Notes, we will require additional funds, in the form of capital contributions, loans or otherwise, to make the first scheduled payment of interest and principal on the Senior Notes and may require additional funds thereafter.
CONTRACTUAL OBLIGATIONS
Our contractual obligations consist of payments related to the 2026 notes and 2046 notes and related interest. We are also a subsidiary guarantor under ACGL’s credit agreement. The following table provides an analysis of our contractual commitments at December 31, 2016:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating activities
2026 notes -- principal	500,000	—	—	—	500,000
2026 notes -- interest	200,940	20,445	40,110	40,110	100,275
2046 notes -- principal	450,000	—	—	—	450,000
2046 notes -- interest	679,625	23,080	45,279	45,279	565,987
Total	$1,830,565	$43,525	$85,389	$85,389	$1,616,262
OFF-BALANCE SHEET ARRANGEMENTS
None.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
During 2016, we had only fixed rate debt and had not entered into any derivatives.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page No.

Report of Independent Registered Public Accounting Firm	10

Balance Sheet
At December 31, 2016	11

Statement of Income
For the period ended December 31, 2016	12

Statement of Changes in Member’s Interest
For the period ended December 31, 2016	13

Statement of Cash Flows
For the period ended December 31, 2016	13

Notes to Financial Statements	15

Arch Capital Finance LLC 2016 FORM 10-K	9

Report of Independent Registered Public Accounting Firm
To the Board of Managers and Member of Arch Capital Finance LLC:

We have audited the accompanying balance sheet of Arch Capital Finance LLC as of December 31, 2016, and the related statement of income, changes in member’s interest and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arch Capital Finance LLC as of December 31, 2016, and the results of its operations and its cash flows for the period then ended, in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2017

Arch Capital Finance LLC 2016 FORM 10-K	10

ARCH CAPITAL FINANCE LLC BALANCE SHEET (U.S. dollars in thousands)

December 31, 2016
Assets
Cash	$124
Promissory notes receivable	950,000
Accrued interest receivable	1,105
Total assets	$951,229

Liabilities
Senior notes	$940,776
Accrued interest payable	2,609
Total liabilities	943,385

Commitments and contingencies

Member’s interest:
Member’s equity	9,259
Retained deficit	(1,415)
Total member’s interest	7,844
Total liabilities and member’s interest	$951,229

See Notes to Financial Statements

Arch Capital Finance LLC 2016 FORM 10-K	11

ARCH CAPITAL FINANCE LLC STATEMENT OF INCOME (U.S. dollars in thousands)

Period Ended December 31, 2016
Revenues
Net investment income	$1,230
Total revenues	1,230

Expenses
Interest expense	2,645
Total expenses	2,645

Net income (loss)	$(1,415)

See Notes to Financial Statements

Arch Capital Finance LLC 2016 FORM 10-K	12

ARCH CAPITAL FINANCE LLC STATEMENT OF CHANGES IN MEMBER'S INTEREST (U.S. dollars in thousands)

Period Ended December 31, 2016
Member’s equity:
Balance at beginning of period	$—
Member’s equity issued	9,259
Balance at end of period	9,259

Retained deficit:
Balance at beginning of period	—
Net income (loss)	(1,415)
Balance at end of period	(1,415)

Total member’s interest	$7,844

See Notes to Financial Statements

Arch Capital Finance LLC 2016 FORM 10-K	13

ARCH CAPITAL FINANCE LLC STATEMENT OF CASH FLOWS (U.S. dollars in thousands)

Period Ended December 31, 2016
Operating activities
Net income (loss)	$(1,415)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	35
Changes in:
Accrued interest receivable	(1,105)
Accrued interest payable	2,609
Net cash provided by operating activities	124

Investing activities
Investment in promissory notes receivable	(950,000)
Net cash used for investing activities	(950,000)

Financing activities
Proceeds from membership interests issued	9,259
Proceeds from issuance of senior notes	940,741
Net cash provided by financing activities	950,000

Increase in cash	124
Cash beginning of period	—
Cash end of period	$124

Interest paid	$—

See Notes to Financial Statements

Arch Capital Finance LLC 2016 FORM 10-K	14

ARCH CAPITAL FINANCE LLC
NOTES TO FINANCIAL STATEMENTS

1.    General
Arch Capital Finance LLC (the “Company”), a Delaware limited liability company, is a 100% owned indirect subsidiary of Arch Capital Group Ltd. (“ACGL”) through its wholly owned subsidiary Arch U.S. MI Holdings Inc. (“U.S. MI Holdings”). U.S. MI Holdings is the direct owner of 100% of the Company’s limited liability company interests. The Company was formed on November 3, 2016.
On December 8, 2016, the Company completed a public offering of $500.0 million principal amount of 4.011% senior notes due December 15, 2026 (“2026 notes”) and $450.0 million principal amount of 5.031% senior notes due December 15, 2046 (“2046 notes” and, together with the 2026 notes, the “Senior Notes”). ACGL has issued a full and unconditional guarantee (the “Guarantee”) of the Senior Notes. The Company was formed for the sole purpose of issuing the senior notes and has no business activities.
On December 22, 2016, the Company loaned $950.0 million, comprising the net proceeds from the issuance of the Senior Notes and the proceeds from a capital contribution, to U.S. MI Holdings in exchange for $950.0 million of promissory notes receivable. U.S. MI Holdings used the proceeds in connection with its acquisition of United Guaranty Corporation, a North Carolina corporation (“UGC”), from American International Group, Inc. on December 31, 2016.
Tabular amounts are in U.S. Dollars in thousands.
2.    Significant Accounting Policies
(a) Basis of Presentation
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. There are no other comprehensive income items for 2016 and, as such, the Company’s comprehensive income (loss) is equal to net income (loss) for 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
(b) Income Taxes
No income tax expense or benefit is recognized in the accompanying financial statements for 2016 as the Company is treated as a disregarded entity for income tax purposes. No formal tax-sharing arrangement exists between the Company and U.S. MI Holdings. Accordingly, the Company’s taxable income or loss is included in the income tax return of U.S. MI Holdings.
(c) Debt Issuance Costs
The Company defers debt issuance costs and amortizes such costs into interest expense over the terms of the 2026 notes and 2046 notes. The unamortized debt issuance costs were $9.2 million at December 31, 2016.
(d) Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted

The Company adopted ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40),” effective for annual periods ending after December 15, 2016. This ASU provides guidance to address the diversity in practice in determining when there is substantial doubt about an entity's ability to continue as a going concern and when an entity must disclose certain relevant conditions and events. The amendments in this ASU require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The adoption of this ASU did not have any effect on the Company's results of operations, financial position or liquidity.

Arch Capital Finance LLC 2016 FORM 10-K	15

ARCH CAPITAL FINANCE LLC
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted

ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities,” was issued in the 2016 first quarter to enhance the reporting model for financial instruments and to provide improved financial information to readers of the financial statements. The ASU is effective in the 2018 first quarter and, aside from limited situations, cannot be early adopted. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements.
3.    Senior Notes
On December 8, 2016, the Company completed a public offering of:

•
$500.0 million principal amount of 4.011% senior notes due December 15, 2026 (2026 notes), fully and unconditionally guaranteed by ACGL. The 2026 notes are unsecured and unsubordinated obligations of the Company and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of the Company and ACGL, respectively. Interest payments on the 2026 notes are due on June 15th and December 15th of each year. The Company may redeem the 2026 notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the 2026 notes at December 31, 2016 was $509.3 million;

•
$450.0 million principal amount of 5.031% senior notes due December 15, 2046 (2046 notes), fully and unconditionally guaranteed by ACGL. The 2046 notes are unsecured and unsubordinated obligations of the Company and ACGL, respectively, and rank equally and ratably with the other unsecured and unsubordinated indebtedness of the Company and ACGL, respectively. Interest payments on the 2046 notes are due on June 15th and December 15th of each year. The Company may redeem the 2046 notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The fair value of the 2046 notes at December 31, 2016 was $476.0 million.

The indenture under which the 2026 notes, 2046 notes and the related note guarantees were issued contain various covenants, including, with respect to ACGL, limitations on mergers, amalgamations and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens on the stock of designated subsidiaries. The indenture, the notes and the note guarantees are governed by the laws of the State of New York.
4.    Promissory Notes Receivable
On December 22, 2016, the Company loaned $950 million, comprising the net proceeds from the issuance of the Senior Notes and the proceeds from a capital contribution, to its sole member, U.S. MI Holdings, in exchange for:

•
a promissory note receivable of $500.0 million principal amount bearing interest at 4.011% due December 1, 2026 (“2026 promissory note”) which was issued at par. Interest payments on the 2026 promissory note are due on June 1st and December 1st of each year. U.S. MI Holdings may redeem the 2026 promissory note at any time and from time to time, in whole or in part, at a price equal to 100% of the principal amount to be paid;

•
a promissory note receivable of $450.0 million principal amount bearing interest at 5.031% due December 1, 2046 (“2046 promissory note”), which was issued at par. Interest payments on the 2046 promissory note are due on June 1st and December 1st of each year. U.S. MI Holdings may redeem the 2046 promissory note at any time and from time to time, in whole or in part, at a price equal to 100% of the principal amount to be paid.

The promissory notes receivable contain customary terms and conditions regarding the application of payments, defaults and remedies in the event of default and transfer. The promissory notes receivable may not be assigned by U.S. MI Holdings and are governed by the laws of the State of New York.

Arch Capital Finance LLC 2016 FORM 10-K	16

ARCH CAPITAL FINANCE LLC
NOTES TO FINANCIAL STATEMENTS

5.    Fair Value
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).
The levels in the hierarchy are defined as follows:

Level 1:	Inputs to the valuation methodology are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2:
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Financial Instruments Disclosed, But Not Carried, At Fair Value
The Company may use various financial instruments in the normal course of its business. The carrying values of cash, accrued interest receivable and accrued interest payable approximated their fair values at December 31, 2016, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At December 31, 2016, the 2026 notes were carried at their cost, net of debt issuance costs, of $495.7 million and had a fair value of $509.3 million, while the 2046 notes were carried at their cost, net of debt issuance costs, of $445.1 million and had a fair value of $476.0 million. The fair values of the senior notes were obtained from a third party pricing service and are based on observable market inputs. As such, the fair value of the notes is classified within Level 2. There is no market for the promissory notes receivable held by the Company. As such, the Company classifies the promissory notes within Level 3. The Company believes that the fair value of the promissory notes receivable would approximate the fair value of the related senior notes.
6.    Legal Proceedings
As of December 31, 2016, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations and financial condition and liquidity.

Arch Capital Finance LLC 2016 FORM 10-K	17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2016, of our disclosure controls and procedures for the purposes set forth in the applicable rules under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.
Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm because the Company was not required to file and did not file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act with the SEC for the prior fiscal year.
Changes in Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding changes in the Company's internal control over financial reporting because the Company was not required to file and did not file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act with the SEC for the prior fiscal year.
ITEM 9B.     OTHER INFORMATION
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

Arch Capital Finance LLC 2016 FORM 10-K	18

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company was formed on November 3, 2016. No audit fees, audit related fees, tax fees or other fees were billed during the fiscal year ended December 31, 2016. The Company does not have an audit committee.

Arch Capital Finance LLC 2016 FORM 10-K	19

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     Financial Statements and Financial Statement Schedules
Included in Part II – see Item 8 of this report.
(b)    Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Arch Capital Finance LLC (a)
3.2	Limited Liability Company Agreement of Arch Capital Finance LLC (a)
4.1	Base Indenture dated as of December 8, 2016, between Arch Capital Finance LLC, as issuer, Arch Capital Group Ltd., as guarantor, and The Bank of New York Mellon, as trustee (b)
4.2
First Supplemental Indenture, dated as of December 8, 2016, between Arch Capital Finance LLC, as issuer, Arch Capital Group Ltd., as guarantor, and The Bank of New York Mellon, as trustee (including the form of global notes for the Senior Notes) (b)

10.1	Promissory Note dated December 22, 2016, between Arch Capital Finance LLC and Arch U.S. MI Holdings Inc. (filed herewith)
10.2	Promissory Note dated December 22, 2016, between Arch Capital Finance LLC and Arch U.S. MI Holdings Inc. (filed herewith)
10.3	Subsidiary Guaranty dated December 8, 2016 (filed herewith)
10.4
Second Amended and Restated Credit Agreement, dated as of October 26, 2016, by and among Arch Capital Group Ltd., certain of its subsidiaries as subsidiary borrowers, Bank of America, N.A., as Administrative Agent, Fronting Bank and L/C Administrator, and the lenders party thereto (d)

12	Statement regarding computation of ratio of earnings to fixed charges (filed herewith)
21	Omitted pursuant to General Instruction (I)(2)(b) of Form 10-K
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Item 1A of Arch Capital Group Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (c)
101
The following financial information from our Annual Report on Form 10-K for the period ended December 31, 2016 formatted in XBRL: (i) Balance Sheet at December 31, 2016; (ii) Statement of Income for the period ended December 31, 2016; (iii) Statement of Changes in Member’s Interest for the period ended December 31, 2016; (iv) Statement of Cash Flows for the period ended December 31, 2016; and (v) Notes to Financial Statements (filed herewith)

(a)	Filed as an exhibit to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-202440-01), as filed with the SEC on November 4, 2016, and incorporated by reference.

(b)	Filed as an exhibit to Arch Capital Group Ltd.’s Report on Form 8-K, as filed with the SEC on December 9, 2016, and incorporated by reference.

(c)	Incorporated by reference to Arch Capital Group Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 1, 2017.

(d)	Filed as an exhibit to Arch Capital Group Ltd.’s Report on Form 8-K, as filed with the SEC on October 26, 2016, and incorporated by reference.

Arch Capital Finance LLC 2016 FORM 10-K	20

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 31, 2017

ARCH CAPITAL FINANCE LLC (Registrant)
By:	/s/ David H. McElroy
	Name:	David H. McElroy
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ David H. McElroy
David H. McElroy	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2017

/s/ Thomas J. Ahern
Thomas J. Ahern	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2017

*
Constantine Iordanou	Chairman of the Board of Managers	March 31, 2017

*
Marc Grandisson	Manager	March 31, 2017

*
Mark D. Lyons	Manager	March 31, 2017

*	By Thomas J. Ahern, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ Thomas J. Ahern
Name:	Thomas J. Ahern Attorney-in-Fact

Arch Capital Finance LLC 2016 FORM 10-K	21